Form 10KSB
period 1996-06-30
FOXMOOR INDUSTRIES LTD
filed 1996-09-27
CIK 720527

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10KSB

               Annual Report Pursuant to section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended 6/30/96   Commission file number 0-11333

                           FOXMOOR INDUSTRIES, LTD.
            (Exact name of registrant as specified in its charter)

       Delaware                                               84-0862501
- -------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

           3801 East Florida Ave., Suite 105, Denver, Colorado 80210
         -------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (303) 759-4626

       Securities registered pursuant to Section 12 (b) of the Act:  N/A

         Securities registered pursuant to Section 12 (g) of the Act:

                                 Common Stock
                                 ------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [ X ]  No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (229, 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

     The Registrant's revenues for the year ended June 30, 1996 were $463,928.

     As of June 30, 1996, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant was $6,035,738 and 1,857,150 shares of $.01 par value Common Stock of the Registrant were outstanding.

                      DOCUMEMTS INCORPORATED BY REFERENCE

     The Registrant hereby incorporates herein by reference the following documents:


PART IV - EXHIBITS
- ------------------

     1. Incorporated by reference from the Company's Annual Report of for the year ended June 30, 1991.

     2. Incorporated by reference from the Company's Registration on Form S-18, S.E.C. registration number 2-85344-D, effective September 6, 1983.

     3. Incorporated by reference from the Company's Registration on Form S-3, S.E.C. registration number 33-53276, effective November 24, 1992.

     4. Incorporated by reference from the Company's Registration on Form S-8, S.E.C. registration number 33-80082, effective June 13, 1994.

ITEM 1.  BUSINESS
         --------
GENERAL
- -------
     Foxmoor Industries, Ltd. (the "Company"), is a Delaware corporation formed on December 14, 1981. The name of the Company was changed from Foxmoor International Films, Ltd. to Foxmoor Industries, Ltd. during the year ended June 30, 1991. Foxmoor Funding Corp., a wholly owned subsidiary, was incorporated in 1995 under the laws of the State of Colorado and is engaged in substantially the same business as the parent. The principal offices of the Company and its telephone number are 3801 E. Florida Ave., #105, Denver, Colorado 80210, (303) 759-4626.

BUSINESS SEGMENTS
- -----------------
     The Company is engaged primarily in a planned interim funding program for home improvement installment sales contracts. The Company has also been involved in acquiring and marketing entertainment properties for cable and network television systems and for the motion picture industry.

     The financial information regarding the Company's business segments which includes for each segment the net revenues and profit from operations for the three years ended June 30, 1996 and the identified assets as of June 30, 1996 and 1995, is provided in the Financial Statements.

     The business of each of the segments are not seasonal to any significant extent.

BUSINESS OF THE COMPANY
- -----------------------
     Planned Interim Funding Program
     -------------------------------
     During the year ended June 30, 1991, the Company entered into an agreement with U.S. Applications, Inc. ("Applications") to provide interim financing on a full recourse basis for fixed rate, closed end installment sales contracts
preapproved by an acceptable financial institution.    After an acceptable
financial institution has issued an approval of a homeowner's credit, the Company may purchase from a home improvement contractor ("Contractor") all or a portion of the contract for that homeowner's home improvement at a predetermined market discount. At the time of purchase, a copy of the contract is faxed to the financial institution involved with instructions to pay the Company the full amount of the contract upon funding of the homeowner by the financial institution. Funding occurs upon the satisfactory completion of the work with all required documents completed. Although most home improvement jobs are completed within a sixteen day period, the Company shall have in force an agreement with the Contractor requiring funding within sixteen days of the purchase date. In the event that the work has not been completed within sixteen days, the Contractor is obligated to pay a transaction fee equal to the market discount and a sixteen day extension will be granted. If at the end of the sixteen day extension, the work has not been completed, the Company has the option to require that the Contractor substitute a new valid contract together with the payment of a transaction fee or grant another sixteen day extension upon the payment of a transaction fee.

     The Company earns revenue and fees through the extension transactions described above and at the time of funding. The agreement between the Company and Contractor is full recourse to the Contractor requiring that the Contractor keep all contracts up to date and working towards completion. If any disruption of work occurs or for any reason the homeowner's contract shall not be completed, the Contractor is obligated to substitute another valid contract acceptable to the Company.

     At any one time, the contracts owned by the Company may be in various stages of completion. If the Contractor through financial impairment or for any other reason may go out of business, it would be the Company's responsibility to complete all unfinished work in order to receive the funds from the financial institution thereby constituting a risk of loss of revenue and principal.

     First Quality Distribution, Inc. ("First Quality"), the Company's largest client, has been in business in the State of Washington for over 5 years, and serves primarily in the States of Oregon and Washington with Washington as the headquarters. First Quality's principal executive offices are located at: 402 Tacoma Avenue South, Suite #100, Tacoma, WA 98402 and its telephone number at that address is (206) 627-6822.

     Some of the Company's customers have found it to be cost effective to permit the Company, for a fee, to process all the documents necessary to complete third party financing transactions. The Company presently performs this function for six Contractors.

     Upon submission to the Company of all documents pertaining to a particular home improvement contract, the Company checks the Homeowner's credit, and upon acceptance, advances the funds for material needed to complete the job and processes all of the needed documents to obtain the permanent financing from a third party. In addition, at the time of acceptance of the contract by the Company, a percentage advance is forward funded to the contractor. At the time of funding by the financial institution, the Company pays, out of the loan proceeds, all the labor costs, the remainder owed to the contractor and the profit due the Company.

     The Contractors are engaged, through direct consumer marketing, in the sale and installation of siding and related exterior home improvement products. The Contractors' customers pay for installation of siding and related products in cash upon completion of the work, or by third party installment or revolving financing arranged by the Contractor. In credit arrangements by third parties, the Contractor does not assume any credit risk and receives the full amount of contract price. Each customer who enters into a credit arrangement with a third party installment lending institution in required to deliver to the the Contractor a financing statement and a mortgage on the customer's home to secure the contract price. All such financing statements and mortgages are assigned by the Contractor to the lending institution without recourse against the Contractor. The lending institution furnishing such financing approves the customer's credit in advance and remits the full amount of the contract price to the Contractor upon completion of installation.

     At June 30, 1996, all assignments receivable result from an agreement with sixteen home improvement installation companies. The Company presently receives over 77% of its revenues from an Agreement with one home improvement
contractor.   At June 30, 1996, the Company had net assignment revenue of
$369,016.

     Film Properties
     ---------------
     The Company is not actively pursuing the acquisition and marketing of its entertainment properties. For the year ended June 30, 1996, the Company did not receive any revenue from this business segment. $7500 of film cost inventory was expensed during the year ended June 30, 1994. There is no remaining cost of film inventory on the balance sheet as of June 30, 1996.

PRIOR ACTIVITIES
- ----------------
     Since inception, the major activities of the Company have been the development of a business plan, its interviewing and selection of persons to serve on the Creative Advisor Board, and the acquisition of the equity capital to fund the operations of the Company. After the successful conclusion of a Public Offering in October, 1983, the Company developed screenplays for independent producers and sold two screenplays to major film studios for eventual production and distribution. Through June 30, 1991, the Company had limited earnings and since that time has engaged in activities related to its revised primary business objectives, planned interim funding for home improvement installment sales contracts.

EMPLOYEES
- ---------
     The Company has five full-time employees: W. Ross C. Corace, an Operations Coordinator and three Staff Assistants.


ITEM 2.   PROPERTIES
          ----------

     The Company has purchased an interest in eight properties which are in various stages of completion. Currently "Haunted Summer" and "Gimmie an F" have been produced and are in cable and video release. The other six properties: "Hippocrates", "The Survival Factor", "Stomping Ground", "Split Ends", "Mishap" and "Rock Classic" are still available for production, although the Company is not actively pursuing the production and marketing of these products. No further expenditures on any of these properties are expected.

     The Company currently leases office space at the rate of $2,058 per month under a non-cancelable operating lease expiring in May, 1998.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     No Material Legal Proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of 1996 through the solicitations of proxies or otherwise.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS
         -------------------------------------------------------------------

     There is an established trading market for the Registrant's common stock through the National Association of Securities Dealers over-the-counter (NASDAQ) quotations. The Company was delisted from NASDAQ in the first quarter of the fiscal year ended June 30, 1991 as a result of its stock price falling below 1/32. The Company then did not have the necessary total assets to meet the initial inclusion requirement of the association. The Company enacted a One for Twenty Reverse Stock Split, as suggested by NASDAQ and was relisted in the third quarter of the fiscal year ended June 30, 1991.

     The quarterly average high and low bids were as follows, (amounts shown through September 30, 1990 are prior to a 1 for 20 reverse stock split which was effective December 17, 1990, but have been adjusted to give retroactive effect to the reverse stock split):

                                                                   Average
                                                High       Low     Monthly
                                                 Bid       Bid     Volume
                                               -------   -------   -------
Three months ending Sept. 30, 1991             1 15/16   1 1/16   96,945
Three months ending December 31, 1991          1 9/16    1 9/16  169,244
Three months ending March 31, 1992             2 1/16    1 3/8   188,519
Three months ending June 30, 1992              2 3/16    1 7/16  100,371
Three months ending Sept. 30, 1992             2 3/16    1 11/16 129,644
Three months ending December 31, 1992          2 1/12    2       244,063
Three months ending March 31, 1993             2 7/16    2       261,005
Three months ending June 20, 1993              2 3/8     2 1/8   183,974
Three months ending Sept. 30, 1993             2 5/16    1 7/8   415,735
Three months ending December 31, 1993          2 3/16    1 9/16  220,050
Three months ending March 31, 1994             2 9/16    1 11/16 483,609
Three months ending June 30, 1994              3         1 7/8   375,046
Three months ending Sept. 30, 1994             2 3/4     1 7/8   212,063
Three months ending December 31, 1994          2 1/4     1 7/16  176,924
Three months ending March 31, 1995             2 3/16    1 7/8   133,785
Three months ending June 30, 1995              2 3/16    1 3/4   121,357
Three months ending September 30, 1995         3 3/8     2 3/16  524,589
Three months ending December 31, 1995          2 7/8     2       124,490
Three months ending March 31, 1996             2 1/2     1 11/16 132,017
Three months ending June 30, 1996              3 1/4     1 3/4   253,387


     The computation of the approximate number of the Company's shareholders is based upon the number of record holders.

     Such quotations indicate, as applicable, that such over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     The Company has paid no cash dividends and has no immediate plans to do so. The approximate number of holders of common stock of the Company on close of business on September 15, 1996, was 2,000.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION
          ----------------------------------------------------------------

     The following discussion and analysis should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Report.

Results of Operation - Fiscal 1996 Compared to Fiscal 1995
- ----------------------------------------------------------
     Historically, the Company pursued a business plan of acquiring and financing the development of theatrical properties. However, in the year ended June 30, 1991, the Company revised its business plan to primarily pursue a planned interim funding program. As a result of this change, the Company, in May, 1991, entered into an agreement with U.S. Applications, Inc. ("Applications") to provide interim financing on a full recourse basis for fixed rate, closed-end installment sales contracts preapproved by an acceptable financial institution. During the fiscal year ended June 30, 1996, the Company added two additional Home Improvement Contractors to its client list. Notwithstanding this increase in the Company's client list, for the year ended June 30, 1996, over 77% of the Company's assignments receivable and a substantial portion of its assignment revenues still came from Application's successor company First Quality Distribution, Inc. ("First Quality").

     Assignment Revenues attributable to the Company's Planned Interim Funding Program decreased to $369,016 for fiscal 1996 compared to $742,490 for the year ended June 30, 1995. Interest income was $94,912 for fiscal 1996 and $51,853
for fiscal 1995.    The Company experienced a substantial loss in total
revenue, decreasing from $786,843 for June 30, 1995 to $463,928 for June 30, 1996, a decrease of $322,915 or 41%. For the year ended June 30, 1996 and 1995, the Company did not receive any income from its entertainment properties, nor does management anticipate earning any revenue from them in the foreseeable future.

     The Company's Operating expenses experienced a decrease during the twelve
(12) months ended June 30, 1996, decreasing from $812,985 for fiscal 1995, to $437,834 for the year ended June 30, 1996, a decrease of $445,151 or 50%.

     An allowance for doubtful accounts was established during the year ended June 30, 1995 resulting in a $190,000 charge to expenses. Additonally, $282,540 of assignments receivable and advances to dealers were written off as bad debts during the year ended June 30, 1995. There were no changes in the allowance for doubtful accounts and no additional write offs of bad debts during the year ended June 30, 1996. Other notable changes in operating expenses include an increase in advertising, promotions, and marketing of $50,364 from $16,540 for fiscal 1995 to $66,904 for fiscal 1996. This was primarily due to a $35,000 one-time charge for a promotional contract. Also warehouse expense increased from -0- for fiscal 1995 to $18,143 for fiscal 1996. This resulted from the Company's attempt to gain more control over the assets related to home improvement contracts. Additionally, miscellaneous expense decreased from $36,377 for fiscal 1995 to $13,133 for fiscal 1996, a decrease of $23,244. Operating expenses amounted to approximately 94% of the Company's Total Revenues.

     Based on the foregoing, the Company recognized Net Earnings for the year ended June 30, 1996 of $16,594. This compares with Net Earnings for fiscal 1995 of $70,558 a decrease of $53,964 or 76%. The Company's Net Earnings per share decreased from $.03 per share to $.01 per share.

     Inflation has not had any material affect on the Company's operations to date. However, the result of the operations of the Company will depend primarily upon the ability of the Company to successfully establish and maintain planned interim financing agreements with well-established home remodeling contractors. This ability, in turn, is highly dependent upon current interest rate levels which effect the degree to which homeowners are able to obtain home remodeling loans. Thus, to the extent inflation affects future interest rates, negatively or positively, inflation may, in turn, have a corresponding effect on the Company's operations.

     Other than the foregoing, the Company knows of no trends, favorable or unfavorable, or other demands, commitments, or uncertainties that will result in or that are reasonably likely to result in a material impact on the income and expenses of the Company.

Liquidity And Capital Resources - 1996 Compared to 1995
- -------------------------------------------------------
     During the fiscal year ended June 30, 1996, the Company's Balance Sheet improved somewhat, with Total Assets increasing from $2,995,690 at June 30, 1995, to $3,245,015 an increase of $249,325 or 8%. The increase in Assets was primarily attributable to the exercise of warrants to purchase shares of the Company's common stock, the issuance of which resulted in an additional
$336,313    in working capital net of offering costs and expenses. This additional working capital was then used to acquire assignment contracts. As of June 30, 1996, the Company had Assignments Receivable of $1,359,590. This compares with Assignments Receivable at June 30, 1995 of $1,090,440 and represents an increase of $269,150 or 25%.

     The Company also advanced an additional $28,636 to Home Improvement Contractors during the year ended June 30, 1996 in order to increase the amount of profit received from each home improvement contractor.

     While the Company's assets increased notably, liabilities remained relatively stable, decreasing from $312,687 at June 30, 1995, to $209,105, at fiscal year end 1996, a decrease of $103,582.

     On November 24, 1992 a Registration Statement on Form S-3 became effective with the Securities and Exchange Commission, registering 853,400 share of $.01 par value common stock underlying the warrants. Also registered were 179,600 shares of restricted $.01 par value common stock. As of June 30, 1996, 726,400 warrants had been exercised providing additional working capital in the amount of $1,455,300 net of offering costs and expenses leaving 47,000 common stock purchase warrants outstanding. As of July, 1994 another Registration Statement on Form S-8 became effective with the Securities and Exchange Commission, registering 600,000 shares of $.01 par value common stock underlying the warrants. As of June 30, 1996, 123,400 of these warrants had been exercised providing $195,413 worth of working capital. During the year ended June 30, 1995, 91,600 warrants expired. As of June 30, 1996, warrants expiring in June, 1997 to purchase 385,000 shares at $2.18, were outstanding.

     Based on the foregoing, the Company's Net Earnings for the period of $16,594, Stockholders' Equity increased from $2,683,003 at June 30, 1995, to
$3,035,910 at June 30, 1996, an increase of   $352,907 or 13%.

     The Company expects that cash flows for the year ended June 30, 1997 will be adequate to support operations.

     Other than the foregoing, the Company knows of no trends, demands, commitments or uncertainties that will result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way, and the Company knows of no material trends, demands, commitments, events, or uncertainties that will result in or that are reasonably likely to result in a change in the mix or cost of such resources.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------
     See Part IV, Item 14, Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
            ---------------------------------------------------------------
     None.

                                   PART III

ITEM 9.   DIRECTORS AND OFFICERS OF THE REGISTRANT
            ----------------------------------------
     Certain information concerning directors, officers and employees of the Company is forth below.


Name                      Age        Position with the Company
- -----------------         ---      ------------------------------
W. Ross C. Corace         55       President, Treasurer, Director
H. James Nerlin           54       Secretary, Director
Norvell Rose              45       Director


     All Directors serve until the next annual meeting of shareholders. All Officers serve until their successors are chosen by a majority of the Board of Directors.

     W. ROSS C. CORACE has been President, Treasurer and a Director of Foxmoor Industries, Ltd. since December 1981. Mr. Corace was President of Commodity Resources, Inc., a publicly held corporation, from September 7, 1977 until completion of its merger with Tri-Valley Oil and Gas Company in July, 1981. Mr. Corace, for the past 16 years, has been involved in several business ventures managing investors' capital in the principal markets of the country. From 1974 to present, Mr. Corace has served as President of Medusa Management Corporation, a privately held investment company. He received a B.B.A degree in Business Administration from Ohio University in 1963.

     H. JAMES NERLIN has been Secretary and a Director of Foxmoor Industries, Ltd. since December 15, 1983. From 1978 to present, Mr. Nerlin has served as President of Elkhorn Marketing Corporation, a privately held land sales company doing business in the State of Colorado. During this period, Mr. Nerlin also served as a sales representative for the Western Union Company.

     NORVELL ROSE has been a Director of Foxmoor since April of 1989. Presently, Mr. Rose is an independent free-lance writer, producer, and director for film and video products. From 1980 to May of 1987, Mr. Rose was a reporter and anchor for KCNC-TV, a CBS affiliate in Denver specializing in entertainment. From 1976 to 1980, Mr. Rose was a reporter and anchor for KIRO-TV, a CBS affiliate in Seattle, Washington and from 1974 to 1976, Mr. Rose was a reporter and anchor for WVEC-TV, an ABC affiliate in Norfolk, Virginia.
Among Mr. Rose's screenplay credits are "The Amityville Curse", a horror-thriller production recently filmed in Vancouver, Canada, "My Soul to Keep", "Don Juan", "Prison" and an epic western "Stronghold". Mr. Rose graduated Magna Cum Laude from the University of Virginia and is member of Phi Beta Kappa.


ITEM 10.  MANAGEMENT RENUMERATION
            -----------------------
     No officer or director of the Company receives total renumeration from the Company at an annual rate in excess of $50,000. W. Ross C. Corace is President, Director and a full-time employee of the Company and received no salary for the year ended June 30, 1996. No other officers or directors receive compensation.

     There are no other benefits of any kind accrued or set aside for officers or directors. As of the date hereof, no retirement, pension, profit sharing, or other similar programs have been adopted by the Company.


ITEM 11.  SECURITY OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT
            -----------------------------------------------------------
     The following table sets forth information with respect to the share ownership of the officers and directors, both individually and as a group and the record and/or beneficial owners of more thanPage 11 five percent of the common stock of the Company as of June 30, 1995, (amounts are restated to reflect 1 for 20 reverse stock split as of 12/17/90).


Title of  Name & Address of        Amount & Nature of      Percent of
 Class    Beneficial Owner        Beneficial Ownership        Class
- --------   ---------------------- --------------------     ----------
Common    W. Ross C. Corace (1)          185,761            10.85%
Stock     1570 S. York
          Denver, CO  80210

Common    H. James Nerlin                  6,000              .35%
Stock     P.O. Box 3108
          Telluride, CO  81435

Common    Norvell Rose                     3,000              .18%
Stock     9234 Ritenour Court
          Littleton, Co  80124

Common    Officers & Directors           194,761            11.38%
Stock     as a group

(1) 95,000 shares are owned in the name of W. Ross C. Corace, Medusa Management Corp., of which Mr. Corace is President, owns 85,141 shares. Various broker-dealers hold an additional 5,620 shares in street name for the account of Medusa Management Corp.

ITEM 12.  NONE.


                                    PART IV

ITEM 13.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

Financial Statements
- -------------------
The following financial statements are filed as part of this report:

1.   Report of Independent Certified Public Accountant

2.   Audited Consolidated Balance Sheet as of June 30, 1996 and
     June 30, 1995;

3. Audited Statement of Operations as of June 30, 1996, June 30, 1995, and June 30, 1994

4.   Statement of Changes in Stockholder's Equity;

5.   Statement of Changes in Cash Flow:

6.   Notes to Financial Statements.


Exhibits
- --------

Exhibit No.          Title
- -----------          -----

(3.1) Articles of Incorporation - See Exhibit 3.1 to Registrant's Registration Statement on For s-18 effective 9/6/83.

(3.2) Bylaws - See Exhibit 3.2 to Registrant's Registration Statement on Form S-18 effective 9/6/83.

(3.3) Amendment to Certificate of Incorporation - See Exhibit 3.3 to Registrant's Annual Report of 9/6/83.

(3.4) Amendment to Certificate of Incorporation - See Exhibit 3.4 to Registrant's Annual Report of 9/6/83.

(10.1) Agreement (Hollane Corp. and Martin Poll) - See Exhibit 10.3 to Registrant's Registration Statement Form S-18 effective 9/6/83.

(10.2)  Agreement ("Haunted Summer", "Tom Boy" and "A Change of Heart") - See
        Exhibit 10.2 to Registrant's Annual Report of 6/30/84.

(10.3)  Amendment to Agreement-Hollane Corp. (Martin Poll) dated 6/1/84 - See
        Exhibit 10.3 to Registrant's Annual Report of 6/30/84.

(10.4) Agreement ("Stomping Ground") dated 6/13/84 - See Exhibit 10.4 to Registrant's Annual Report of 6/30/84.

(10.5) Agreement ("Haunted Summer") dated 7/11/84 - See Exhibit 10.5 to Registrant's Annual Report of 6/30/84.

(10.6) Agreement-Hollane Corp. and Martin Poll dated 9/84 - See Exhibit 10.6 to Registrant's Annual Report of 6/30/84.

(10.7)  Agreement-Djordje Millicivec ("Mishap") dated 11/5/84 - See Exhibit
        10.7 to Registrant's Annual Report of 6/30/84.

(10.8) Agreement ("Gimme An F") - See Exhibit 10.4 to Registrant's Registration Statement on Form S-18 effective 9/6/83.

(10.9) Agreement ("Who's Next") - See Exhibit 10.5 to Registrant's Registration Statement on Form S-18 effective 9/6/83.

(10.10) Agreement ("Hippocrates") - See Exhibit 10.6 to Registrant's
        Registration Statement on Form S-18 effective 9/6/83.

(10.11) Agreement ("The Survival Factor") - See Exhibit 10.7 to Registrant's
        Registration Statement on Form S-18 effective 9/6/83.

(10.12) Agreement terminating "Who's Next" Agreement - See Exhibit 10.13 to
        Registrant's Annual Report of 6/30/85.

(10.13) Agreement (Paul Hicks) dated 1/20/86 Precious Metal Extraction - See
        Exhibit 10.14 to Registrant's Annual Report of 6/30/86.

(10.14) Agreement (Alvin C. Johnson) dated 1/20/86 and 2/19/86 Precious Metal
        Extraction - See Exhibit 10.14 to Registrant's Annual report of
        6/30/86.

(10.15) Agreement (Fred Murphy) dated 1/20/86 Precious Metal Extraction - See
        Exhibit 10.14 to Registrant's Annual Report of 6/30/86.

(10.16) Agreement (CINMET) dated 1/22/86 Precious Metal Extraction - See
        Exhibit 10.14 to Registrant's Annual Report of 6/30/86.

(10.17) Agreement (Ferber) dated 7/23/87 Precious Metal Extraction - See
        Exhibit 10.18.

(10.18) Agreement (Factory Direct Installations, Inc.) dated 9/28/90 - See
        Exhibit 10.21 Registrant's Annual Report of 6/30/90.

(10.19) Agreement (Aztec Improvements) dated 9/22/92 - See Exhibit 10.19 to
        Registrant's Annual Report of 6/30/93.

(10.20) Agreement (United Siding Applications) dated 9/23/92 - See Exhibit
        10.20 to Registrant's Annual Report of 6/30/93.

(10.21) Agreement (American Exteriors) dated 9/30/92 - See Exhibit 10.21 to
        Registrant's Annual Report of 6/30/93.

(10.22) Agreement (The Very Best) dated 10/27/92 - See Exhibit 10.22 to
        Registrant's Annual Report of 6/30/93.

(10.23) Agreement (Murphy's Home Improvement) dated 11/18/92 - See Exhibit
        10.23 to Registrant's Annual Report of 6/30/93.

(10.24) Agreement (Gulf Coast Builders) dated 12/10/92 - See Exhibit 10.24 to
        Registrant's Annual Report of 6/30/93.

(10.25) Agreement (U.S. Applications, Inc.) dated 12/18/92 - See Exhibit 10.25 to Registrant's Annual Report of 6/30/93.

(10.26) Agreement (BSA Enterprises, Inc.) dated 12/29/92 - See Exhibit 10.26 to Registrant's Annual Report of 6/30/93.

(10.27) Agreement (Wagner Construction, Inc.) dated 2/10/93 - See Exhibit
        10.27 to Registrant's Annual Report of 6/30/93.

(10.28) Agreement (Nationwide Exteriors) dated 3/12/93 - See Exhibit 10.28 to
        Registrant's Annual Report of 6/30/93.

(10.29) Agreement (Better Built Construction Corp.) dated 3/16/93 - See
        Exhibit 10.29 to Registrant's Annual Report of 6/30/93.

(10.30) Agreement (Ameritech Industries, Inc.) dated 5/20/93 - See Exhibit
        10.30 to Registrant's Annual Report of 6/30/93.

(10.31) Agreement (Century Products, Inc.) dated 5/20/93 - See Exhibit 10.31 to Registrant's Annual Report of 6/30/93.

(10.32) Agreement (Custom Siding & Remodeling ) dated 5/20/93 - See Exhibit
        10.32 to Registrant's Annual Report of 6/30/93.

(10.33) Agreement (U.S. Distribution) dated 6/10/93 - See Exhibit 10.33 to
        Registrant's Annual Report of 6/30/93.

Reports of Form 8-K
- -------------------
     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended 6/30/96.

                             FINANCIAL STATEMENTS

                                      AND

                         INDEPENDENT AUDITORS' REPORT

                           FOXMOOR INDUSTRIES, LTD.

                                 June 30, 1996

                                C O N T E N T S
                                ---------------

                                                            PAGE


INDEPENDENT AUDITORS' REPORT                                  3

FINANCIAL STATEMENTS

    BALANCE SHEETS                                           4-5

    STATEMENTS OF EARNINGS                                    6

    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY             7

    STATEMENTS OF CASH FLOWS                                 8-9

NOTES TO FINANCIAL STATEMENTS                               10-15

Board of Directors
Foxmoor Industries, Ltd.

                         Independent Auditors' Report
                         ----------------------------

     We have audited the accompanying balance sheets of Foxmoor Industries, Ltd. as of June 30, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity, and cash flows for the years ended June 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foxmoor Industries, Ltd., as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     As more fully discussed in Note C to the financial statements, the collectability of accounts receivable and advances to contractors at June 30, 1996, is dependent upon the contractors generating enough future home installation business for a sufficient period of time to repay Foxmoor Industries, Ltd. Management has recorded an allowance for doubtful accounts of $190,000 related to total receivables and advances of $1,501,895. Management expects to be repaid in full. The ultimate collectability of these accounts receivable and advances to contractors cannot presently be determined.

                               John M. Hanson & Company, P.C.

Denver, Colorado

September 13, 1996

                           FOXMOOR INDUSTRIES, LTD.
                         Balance Sheets (Page 1 of 2)


                                    ASSETS

June 30,                                             1996          1995
- -------------------------------------------       ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents (Notes A and G)      $1,213,616    $1,529,970
  Assignments receivable (Note C)                   526,216       502,019
  Warehouse line loans receivable (Note E)          199,951             -
  Accounts receivable - other (Note G)              294,680        66,189
  Note receivable - current                               -        64,856
  Deferred tax asset (Note D)                        26,400        52,700
                                                 -----------   -----------
      Total current assets                        2,260,863     2,215,734


EQUIPMENT - AT COST
  Office furniture and equipment                     52,647        46,708
    Less accumulated depreciation (Note A)          (37,878)      (30,611)
                                                 -----------   -----------
      Net equipment                                  14,769        16,097


OTHER ASSETS
  Advances to contractors (Note C)                  277,400       248,764
  Assignments receivable - long-term portion
    (Note C)                                        443,423       398,421
  Note receivable - non-current                      64,856             -
  Mortgages receivable                               33,947             -
  Deferred tax asset (Note D)                       130,800       114,000
  Organization costs - net of accumulated
    amortization of $2,023 at June 30, 1996
    (Note A)                                         15,314             -
  Deposits                                            3,643         2,674
                                                 -----------   -----------
      Total other assets                            969,383       763,859
                                                 -----------   -----------
Total assets                                     $3,245,015    $2,995,690
                                                 ==========    ==========


        The accompanying notes are an integral part of these statements

                           FOXMOOR INDUSTRIES, LTD.
                         Balance Sheets (Page 2 of 2)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

June 30,                                             1996          1995
- -------------------------------------------       ----------    ----------
CURRENT LIABILITIES
  Notes payable (Note E)                         $  199,951    $  300,000
  Accounts payable - trade                            6,369        11,948
  Accrued liabilities                                 2,785           739
                                                 -----------   -----------
      Total current liabilities                     209,105       312,687


COMMITMENTS (NOTE I)                                      -             -


STOCKHOLDERS' EQUITY (NOTES F AND H)
  Common stock - authorized 3,750,000 shares
    of $.01 par value; 1,918,150 and 1,747,650
    shares issued at June 30, 1996 and 1995,
    respectively                                     19,082        17,477
  Preferred stock - authorized 3,000,000 shares
    of $.01 par value; issued and outstanding
    -0- shares                                            -             -
  Capital in excess of par value                  3,777,535     3,442,827
  Accumulated deficit                              (615,707)     (632,301)
                                                 -----------   -----------
                                                  3,180,910     2,828,003

  Less cost of 61,000 shares in treasury           (145,000)     (145,000)
                                                 -----------   -----------
      Total stockholders' equity                  3,035,910     2,683,003
                                                 -----------   -----------
Total liabilities and stockholders' equity       $3,245,015    $2,995,690
                                                 ==========    ==========


        The accompanying notes are an integral part of these statements

/TABLE

                           FOXMOOR INDUSTRIES, LTD.
                            Statements of Earnings


Year Ended June 30,                        1996         1995        1994
- -------------------                      --------    ---------    --------
Assignment revenue (Note B)             $369,016     $742,490     $547,074
Consulting revenue                             -            -       45,000
Interest income (Note G)                  94,912       51,853       51,994
Loss on stock investment                       -       (7,500)           -
                                        ---------    ---------    --------
    Total revenue                        463,928      786,843      644,068

Operating expenses
  Bad debt expense                             -      472,540            -
  Travel and entertainment                22,319       31,692       34,858
  Advertising, promotions and marketing   66,904       16,540       32,045
  Computer expense                         3,733       19,674            -
  Consulting and commissions              72,862       73,213       45,353
  Telephone                               22,652       26,289       19,820
  Legal and accounting                    18,703       21,698       13,560
  Rent                                    24,342       20,929       11,611
  Rental equipment                         4,756        3,734        2,842
  Dues, subscriptions and fees            13,283        7,978        5,009
  Office supplies and expenses             7,495       17,082        8,218
  Postage and shipping                    14,258       10,551        7,469
  Other                                   13,133       36,377       14,813
  Salaries                                89,038       84,424       77,495
  Contract labor                           7,789       14,951       13,236
  Depreciation and amortization            9,290        4,296          969
  Taxes - Payroll                          8,719       10,567        7,233
  Taxes - Other                            4,024        1,628        5,037
  Warehouse expense                       18,143            -            -
  Interest expense                        11,623        3,139        8,678
  Auto expense                             4,768        5,683        5,223
  Write off of film cost inventory             -            -        7,500
                                        ---------    ---------    --------
      Total operating expenses           437,834      882,985       320,96
                                        ---------    ---------    --------
        Earnings (loss) before
           income taxes                   26,094      (96,142)     323,099

Income tax (expense) benefit (Note D)     (9,500)     166,700            -
                                        ---------    ---------    --------
NET EARNINGS                            $ 16,594     $ 70,558     $323,099
                                        ========     ========     ========

EARNINGS PER SHARE (NOTE A)             $    .01     $    .03     $    .18
                                        ========     ========     ========

        The accompanying notes are an integral part of these statements


                                           FOXMOOR INDUSTRIES, LTD.
                                 Statements of Changes in Stockholders' Equity
                                      From July 1, 1993 to June 30, 1996

                                     Common Stock
                                ---------------------  Capital in                  Accumu-       Stock-
                                 Shares                 Treasury     Excess of      lated       holders'
                                 Issued       Amount      Stock      Par Value     Deficit       Equity
                                ---------    --------  ----------   ----------  ------------  -----------
Balance -  July 1, 1993         1,376,650    $ 13,767  $ (30,000)   $2,778,362  $(1,025,958)  $1,736,171

Net earnings for the year               -           -          -             -      323,099      323,099

Warrants exercised (Note F)       245,100       2,451          -       468,124            -      470,575
                                ---------    --------   ---------   ----------  ------------  -----------

Balance - June 30, 1994         1,621,750      16,218    (30,000)    3,246,486     (702,859)   2,529,845

Net earnings for the year               -           -          -             -       70,558       70,558

Repurchase of 25,000 shares
 of common stock                        -           -   (115,000)            -            -     (115,000)

Warrants exercised (Note F)       125,900       1,259          -       196,341            -      197,600
                                ---------    --------   ---------   ----------  ------------  -----------

Balance - June 30, 1995         1,747,650      17,477   (145,000)    3,442,827     (632,301)   2,683,003

Net earnings for the year               -           -          -             -       16,594       16,594

Warrants exercised (Note F)       170,500       1,605          -       334,708            -      336,313
                                ---------    --------   ---------   ----------  ------------  -----------

Balance -  June 30, 1996        1,918,150    $ 19,082  $(145,000)   $3,777,535  $  (615,707)  $3,035,910
                                =========    ========  ==========   ==========  ============  ==========


                        The accompanying notes are an integral part of these statements

                           FOXMOOR INDUSTRIES, LTD.
                    Statements of Cash Flows (Page 1 of 2)


Year Ended June 30,                      1996         1995        1994
- -------------------                  -----------  -----------  -----------
Operating activities:
  Assignment revenue collected,
    net of contracts purchased       $  316,988   $  483,368   $  347,547
  Cash paid to suppliers and
    employees                          (438,760)    (379,852)    (293,091)
  Interest received                      94,912       51,853       51,994
  Interest paid                         (11,623)      (3,139)      (8,678)
  Income taxes paid                      (1,134)           -            -
                                     -----------  -----------  -----------
      Net cash (used for) provided
        by operating activities         (39,617)     152,230       97,772

Investing activities:
  Net advances (to) from consultant    (243,964)    (278,078)       8,297
  Purchases of equipment                 (5,939)      (5,897)     (15,465)
  Net increase in mortgages receivable  (34,511)           -            -
  Payments on note receivable                 -       14,222            -
  Advances to contractors               (28,636)    (145,774)    (303,715)
                                     -----------  -----------  -----------
      Net cash (used for) investing
        activities                     (313,050)    (415,527)    (310,883)

Financing activities:
  Payments on note payable             (300,000)           -      (55,000)
  Proceeds from sale of common stock    336,313      197,600      470,575
                                     -----------  -----------  -----------
      Net cash provided by
        financing activities             36,313      197,600      415,575
                                     -----------  -----------  -----------
Net change in cash and cash
  equivalents                          (316,354)     (65,697)     202,464

Cash and cash equivalents at
  beginning of year                   1,529,970    1,595,667    1,393,203
                                     -----------  -----------  -----------
Cash and cash equivalents at end
  of year                            $1,213,616   $1,529,970   $1,595,667
                                     ==========   ==========   ==========

        The accompanying notes are an integral part of these statements


                           FOXMOOR INDUSTRIES, LTD.
                    Statements of Cash Flows (Page 2 of 2)


Year Ended June 30,                       1996         1995         1994
- -------------------                    ---------    ---------   ----------
Reconciliation of net earnings
  to net cash (used for) provided
  by operating activities:

  Net earnings                         $ 16,594     $ 70,558    $ 323,099

  Reconciling adjustments:
    Loss on stock investment                  -        7,500            -
    Allowance for doubtful accounts           -      472,540            -
    Film inventory write-off                  -            -        7,500
    Depreciation and amortization         9,290        4,296          969

    Changes in operating assets and
    liabilities:
      Receivables                       (52,028)    (234,122)    (244,527)
      Income taxes refundable            (1,134)           -            -
      Deferred tax asset                  9,500     (166,700)           -
      Deposits                             (969)        (375)        (625)
      Organization costs                (17,337)           -            -
      Accounts payable                   (5,579)       3,856        5,294
      Accrued liabilities                 2,046       (5,323)       6,062
                                     -----------  -----------  -----------
       Total adjustments                (56,211)      81,672     (225,327)
                                     -----------  -----------  -----------
      Net cash (used for) provided
        by operating activities        $(39,617)     $152,230   $  97,772
                                       =========     ========   ==========

Supplemental schedule of noncash investing and financing activities:

During the year ended June 30, 1995, the Company repurchased 25,000 shares of treasury stock from an officer and reduced accounts receivable by $115,000.

During the year ended June 30, 1995, the Company obtained a note receivable for $79,078 previously advanced to a dealer.

As of June 30, 1996, the subsidiary has an outstanding balance of $199,951 on a warehouse line of credit and a corresponding receivable of $199,951 from customers.


        The accompanying notes are an integral part of these statements

                           FOXMOOR INDUSTRIES, LTD.
                         Notes to Financial Statements
                                 June 30, 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Organization
- ------------
Foxmoor Industries, Ltd. was organized in December, 1981, under the laws of the State of Delaware and is engaged primarily in a planned interim funding program for home improvement installment sale contracts. Foxmoor Funding Corp., a wholly owned subsidiary, was incorporated in 1995 under the laws of the State of Colorado and is engaged in substantially the same business as the parent.

Consolidation Policy
- --------------------
The accompanying consolidated financial statements include the accounts of Foxmoor Industries, Ltd. and Foxmoor Funding Corp. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
- ----------------
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Due to the inherent uncertainty involved in estimating the collectibility of receivables, it is reasonably possible that such estimated costs could be revised in the near-term by a material amount.

The Company has recorded deferred tax assets of $157,200 as of June 30, 1996. The estimated realizable deferred tax assets could be revised in the near-term by a material amount.

Depreciation
- ------------
Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives, using straight-line and accelerated methods.

Earnings Per Share
- ------------------
Earnings per share of common stock is computed based upon the weighted average number of shares outstanding for the period. Weighted average common stock warrants of 432,000, 597,500 and 215,000 have been included as common stock equivalents for the years ended June 30, 1996, 1995 and 1994. Weighted average shares and common stock equivalents outstanding are as follows:

               June 30, 1996            2,284,150
               June 30, 1995            2,309,150
               June 30, 1994            1,806,750


Amortization of Organization Costs
- ----------------------------------
The subsidiary is amortizing organization costs on the straight-line method over a five year period.

Cash and Cash Equivalents
- -------------------------
For purposes of the statements of cash flows the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 1996, the Company has a total of $911,000 of cash in three banks in excess of federally insured amounts. See Note G also.

Financial Instruments
- ---------------------
The carrying amounts reported in the balance sheets for all financial instruments approximate fair value.


NOTE B - ASSIGNMENT REVENUE
- ---------------------------

The Company provides interim financing on a full recourse basis for fixed rate, closed end installment sales contracts preapproved by an acceptable financial institution. After an acceptable financial institution has issued an approval of a homeowner's credit, the Company may purchase from a home improvement contractor ("Contractor") all or a portion of the contract at a predetermined market discount. The agreement calls for the contracts to be fully funded by the financial institution within sixteen days of the purchase date. Extensions of time can be granted by Foxmoor for an additional fee. If any disruption of work occurs, or for any other reason the homeowner's contract is not completed, the Contractor is obligated to substitute another valid contract acceptable to the Company.

At any one time, the contracts owned by the Company may be in various stages of completion. If the Contractor would go out of business, it would be the Company's responsibility to complete all remaining work in order to receive the funds from the financial institution, thereby constituting a risk of loss of revenue and principal. Revenue from the contracts is recognized by the Company when the contract is completed and funded by the financial institution or the customer.

At June 30, 1996, the Company has contracts with nine contractors. At June 30, 1996, 1995 and 1994, $888,379 (77%), $888,379 (81%), and $615,398 (61%) of the
total assignments receivable are from one contractor. Revenue for June 30, 1996, 1995 and 1994 from this one contractor is in excess of the percentage of accounts receivable from above. The Company has purchased a $250,000 term life insurance policy on the key employee of this contractor, naming Foxmoor as the beneficiary of the policy.


NOTE C - ACCOUNTS RECEIVABLE
- ----------------------------

The Company has made non-interest bearing advances to Contractors to help their cash flows. The collectability of accounts receivable and advances to contractors is dependent upon the Contractors generating enough future home installation business for a sufficient period of time to repay Foxmoor Industries, Ltd. Assignments receivable and advances to Contractors of $472,540 were written off as bad debt expense during the year ended June 30, 1995. Foxmoor is currently negotiating an agreement with its major Contractor that would include provisions for payback of accounts receivable and advances at June 30, 1996 totaling $1,166,000 due from this contractor and other related entities. Generally, the Company does not require collateral or other security to support receivables or advances to Contractors.

Allowance for Doubtful Accounts
- -------------------------------
As of June 30, 1996, the Company has established an allowance for estimated uncollectible assignments receivable of $190,000 related to total receivables and advances of $1,501,895.



NOTE D - INCOME TAXES
- ---------------------

For the years ended June 30, 1995, 1994 and 1993, the entire amount of taxable income was offset by net operating loss (NOL) carryforwards.

                                   Income
                                  Tax Using
                   Taxable        Statutory       Benefit of       Current
    Year           Income           Rates          NOL Used       Provision
- -------------     ---------      ----------       ----------      ---------
June 30, 1996   $ 33,000         $ 11,000        $ (11,000)        $    -
June 30, 1995    111,000           38,000          (38,000)        $    -
June 30, 1994    327,000          111,000         (111,000)        $    -


At June 30, 1996 the Company has remaining net operating loss carryforwards of $382,000 which expire in the year 2006.

A valuation allowance of $137,000 was established to offset the deferred tax asset of $137,000 at June 30, 1994, resulting from net operating loss carryforwards. As of June 30, 1996 and 1995, deferred tax assets of $157,200 and $166,700 have been recognized for the net operating loss carryforward and on the allowance for doubtful accounts. No valuation allowance is required at June 30, 1996 and 1995. The provision for income taxes all represents deferred taxes.


NOTE E - NOTES PAYABLE
- ----------------------

                                                            June 30,
                                                     -----------------------
                                                        1996        1995
                                                      --------    --------
Note payable to bank with interest at 4.51%,
due on demand with a maturity date of
October, 1995.                                        $      -    $300,000

Note payable to bank on a $1 million line
of credit, with interest at 1% over prime,
collateralized by deeds of trust on real
property of customers.  The note is
automatically renewable unless 120 day
cancellation notice is given by either
party.                                                 199,951           -
                                                      --------    --------
                                                      $199,951    $300,000
                                                      ========    ========


Additional information for year ended
  June 30,                                              1996        1995
                                                      --------    --------

Weighted average interest rate at year end               9.25%       4.51%
Weighted average interest rate during the year           7.77%        5.2%
Maximum amount outstanding                            $300,000    $300,000
Average amount outstanding                            $142,037    $ 60,822


NOTE F - STOCKHOLDERS' EQUITY
- -----------------------------

The Company issued warrants to purchase $.01 par value common stock of the Company at $2.00 as follows:


                                                  Number of
Warrants - $2.00/share       Year Ended           Warrants        Proceeds
- ----------------------       -------------        ---------       --------
Warrants outstanding         June 30, 1992       518,400
Warrants issued              June 30, 1993       335,000
                                                ---------
                                                 853,400

Warrants exercised           June 30, 1993      (313,300)         $626,600
Warrants exercised           June 30, 1994      (245,100)         $490,200
Warrants expired             June 30, 1994       (80,000)                -
Warrants exercised           June 30, 1995       (17,500)         $ 35,000
Warrants exercised           June 30, 1996      (150,500)         $303,500
                                                ---------
Warrants outstanding         June 30, 1996        47,000
(Expiring July, 1997)                             ======



The Company issued additional warrants to purchase $.01 par value common stock of the Company as follows:

                                                Number of
Warrants - $1.50/share       Year Ended         Warrants          Proceeds
- ----------------------       -------------      ---------         --------
Warrants issued              June 30, 1995        200,000
Warrants exercised           June 30, 1995       (108,400)        $162,600
Warrants expired             June 30, 1995        (91,600)
                                                 ---------
Warrants outstanding         June 30, 1995            -
                                                 =========

                                                 Number of
Warrants - $2.18/share       Year Ended           Warrants        Proceeds
- ----------------------       -------------       ---------        --------

Warrants issued              June 30, 1995        400,000
Warrants exercised           June 30, 1996        (15,000)        $ 32,813
                                                 ---------
Warrants outstanding         June 30, 1995        385,000
(Expiring June 30, 1997)                          =======



All outstanding warrants are exercisable. Registration statements are effective registering 853,400 and 600,000 shares of common stock underlying the warrants.



NOTE G - INTEREST INCOME
- ------------------------

Foxmoor Industries, Ltd. in the ordinary course of business made unsecured short-term advances of funds to unrelated parties. Interest income related to these advances for the years ended June 30, 1996, 1995 and 1994 was $45,000, $46,000 and $42,000, respectively. The Company advanced up to $1,281,000 and $990,000 during the years ended June 30, 1996 and 1995. As of June 30, 1996 and 1995, accounts receivable - other includes $275,203 and $31,239 of these advances. In July, 1996, an additional $1,035,000 of cash was loaned as a short-term unsecured advance to a consultant of the Company.

In addition, for the year ended June 30, 1996, approximately $36,000 of interest income was received on outstanding balances of advances to the Company's major customer.


NOTE H - RELATED PARTY TRANSACTIONS
- -----------------------------------

During the year ended June 30, 1995, the Company repurchased 25,000 shares of treasury stock from an officer and reduced accounts receivable by $115,000.

There were no other significant transactions with members of the board of directors or other related parties.


NOTE I - COMMITMENTS
- --------------------

The Company leases office space under a non-cancellable operating lease expiring in May, 1998. The Company also leases a vehicle and equipment under non-cancellable operating leases, expiring in the year ended June, 1997. Future minimum lease payments are as follows:

               June 30, 1997            $ 28,815
               June 30, 1998              24,452
                                        --------
                                        $ 53,267


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FOXMOOR INDUSTRIES, LTD.



Date:     9/27/96                  By: /s/ W. Ross C. Corace
       -------------------             ----------------------------------------
                                       W. Ross. C. Corace, President, Treasurer
                                       Principal Financial Officer and
                                       Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                      Title               Date


/s/ W. Ross C. Corace                        Director             9/27/96
- -----------------------------                                   -----------
W. Ross C. Corace


/s/ H. James Nerlin                          Director             9/27/96
- -----------------------------                                   -----------
H. James Nerlin