Form 10QSB
period 1996-09-30
FOXMOOR INDUSTRIES LTD
filed 1996-11-12
CIK 720527

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
                        Commission file number 0-11333

                           FOXMOOR INDUSTRIES, LTD.
                         ----------------------------
            (Exact Name of Registrant as Specified in its Charter)

      Delaware                                              84-086250
     ----------                                             ---------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

              3801 E. Florida Avenue, Ste. 105, Denver, CO  80210
           ---------------------------------------------------------
                   (Address of principal executive offices)

                                (303) 759-4626
                                --------------
                        (Registrant's telephone number)

              --------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
     ---------      --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes             No
     --------       --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 1996, 1,857,150 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

                            FOXMOOR INDUSTRIES, LTD

                                     INDEX
                                     -----

PART I FINANCIAL INFORMATION

     Item 1:  Financial Statements

     Balance sheet at September 30, 1996 and June 30, 1996          Page  3

     Statement of Profit and Loss for the Three Months
        Ended September 30, 1996 and 1995                           Page  4

     Statement of Changes in Stockholders' Equity for the
        Three Months Ended September 30, 1996                       Page  5

     Statement of Cash Flow for the Three Months Ended
        September 30, 1996 and 1995                                 Page  6

     Condensed Notes to Financial Statements                        Page  7

     Item 2:  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operation                                          Page  8


     Part II OTHER INFORMATION                                      Page 10

                           FOXMOOR INDUSTRIES, LTD.
                                 BALANCE SHEET
                                (In Thousands)
                                        September 30,      June 30,
                                            1996             1996
                                         (Unaudited)
                                        -------------      ---------
CURRENT ASSETS
Cash & Short Term Investments              $1,315            $1,214
Assignments Receivable                        526               526
Warehouse Line Loans Receivable               546               200
Accounts Receivable-Other                     295               295
Deferred Tax Asset                             26                26
                                            -----             -----
  Total Current Assets                     $2,708            $2,261

Property & Equipment, at cost

Office Furniture and Equipment
Net of Accumulated Depreciation                15                15

OTHER ASSETS
Deposits                                        4                 4
Assignments Receivable-Long Term              414               443
Note receivable - non current                  65                65
Advances To Contractors                       277               277
Mortgages receivable                           34                34
Deferred tax asset                            131               131
Organization costs                             15                15
                                            -----             -----
  Total Assets                             $3,663            $3,245
                                            -----             -----
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                           $    6             $   6
Notes Payable                                 546               200
Accrued Liabilities                             3                 3

STOCKHOLDERS' EQUITY
Preferred stock,  $.01 par value;
3,000,000 shares authorized;  none
issued and outstanding

Common stock,  $.01 par value;
3,750,000 Shares Authorized:
1,918,150  Shares issued                       19               19
Treasury Stock                               (145)             (145)
Additional Paid in Capital                  3,778             3,778
Accumulated Deficit                          (544)             (616)
                                            -----             -----
  Total Stockholders Equity                $3,108            $3,036
                                            -----             -----
  Total Liabilities and
  Stockholders' Equity                     $3,663            $3,245

                  The accompanying notes are an integral part
                          of the financial statements

                           FOXMOOR INDUSTRIES, LTD.
                         STATEMENT OF PROFIT AND LOSS
                     (In Thousands Except for Share Data)

                                                 Three Months Ended
                                                    September 30,
                                              1996                1995
                                              ----                ----
Assignment Revenue                           $ 101               $ 142
                                               ---                 ---
Interest Income                                 16                  18
                                               ---                 ---
     Total Revenues                            117                 160
                                               ---                 ---
Operating Expenses
     Consulting Services                         3                   5
     Officer's Compensation                      0                   0
     Travel and Entertainment                    2                   1
     Advertising and Promotions                  0                   1
     Computer Expense                            0                   0
     Telephone                                   3                   3
     Salaries and Wages                         24                  16
     Legal and Accounting                        0                   1
     Rent                                        6                   4
     Rental Equipment                            0                   0
     Dues, Subscriptions, Fees                   0                   0
     Office Supplies                             1                   3
     Postage and Shipping                        1                   1
     Other                                       0                   0
     Contract Labor                              0                   0
     Depreciation                                0                   0
     Lease                                       1                   1
     Taxes                                       4                   3
     Interest Expense                            0                   0
     Warehouse Expense                           0                   0
       Total Operating Expenses                 45                  39
                                               ---                 ---
Net Gain (Loss)                                 72                 121
                                               ---                 ---
Net Gain (Loss) Per Share                    $ .05               $ .08
                                              ----                ----
Average Shares Outstanding               1,749,650           1,710,650
                                         ---------           ---------


                  The accompanying notes are an integral part
                          of the financial statements

                           FOXMOOR INDUSTRIES, LTD.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Three Months Ended September 30, 1996
                                (In Thousands)
                                          Additional                Stock-
                      Common     Common     Paid-In    Accumulated  holder
                      Shares     Amount     Capital      Deficit    Equity
                      ------     ------   ----------   -----------  ------
Balance-June 30,
    1996            1,918,150    $  19     $ 3,778      $  (616)    $3,036
                    ---------     ----      ------       -------     -----
Net Gain (Loss)
for the period              0        0           0           72         72
                    ---------     ----      ------       -------     -----
Common Stock
Issued                      0        0           0            0          0
                    ---------     ----      ------       -------     -----
Balance-Sept. 30,
   1996             1,918,150    $  19     $ 3,778      $  (544)    $3,108
                    ---------     ----      ------       -------     -----




                  The accompanying notes are an integral part
                          of the financial statements

                           FOXMOOR INDUSTRIES, LTD.
                            STATEMENT OF CASH FLOW
                          For the Three Months Ended
                   September 30, 1996 and September 30, 1995
                                                     For the Three
                                               Months Ended September 30,
                                                 1996               1995
                                               --------------------------
Cash Flow from Operating Activities
     Net income (loss)                        $ 72,347          $121,006
     Add (deduct) items not affecting
        Cash Flow from Operations:
     Depreciation                                    0                 0
     Decrease (increase) in Assignments
        Receivable                              29,000                 0
     Decrease in Accounts Receivable
        Trade                                        0                 0
     Decrease in Film Cost Inventory                 0                 0
     Decrease (increase) in Accrued
        Interest Receivable                          0                 0
     Increase in Prepaid Expenses                    0                 0
     Decrease in Accounts Payable                    0                 0
     Increase in Accrued Officer Interest            0                 0
     Decrease in Deferred Revenue                    0                 0
                                               -------           -------
Net Cash Flow from Operating Activities       $101,347          $121,006

Cash Flow from Investing Activities
     Purchase of Property and Equipment              0                 0
     Investment in Subsidiary                        0           (42,400)
     Increase in Note Receivable                     0                 0
     Investment in Stock                             0                 0
     Investment in Dealers                           0           (80,000)
                                               -------           -------
Net Cash Flow From Investing Activities              0          (122,400)

Cash Flow from Financing Activities
     Advances from Officers                          0                 0
     Payments on Note Payable                        0                 0
     Sale of Common Stock                            0                 0
     Sale of Warrants                                0           282,500
                                               -------           -------
Net Cash Flow from Financing Activities              0           282,500
                                               -------           -------
Net Increase (Decrease) in Cash               $101,347          $284,849
                                               -------           -------


                  The accompanying notes are an integral part
                          of the financial statements

                           FOXMOOR INDUSTRIES, LTD.

                    CONDENSED NOTES TO FINANCIAL STATEMENTS


     NOTE:  1  BASIS OF PRESENTATION
               ---------------------
     The financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, all adjustments necessary for fair presentation have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The Company believes that no additional disclosure is necessary to make the information presented not misleading, although it is suggested that these financial statements be read in conjunction with financial statements contained in form 10-KSB dated June 30, 1996.

                           FOXMOOR INDUSTRIES, LTD.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULT OF OPERATION FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1996

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Operating activities
     --------------------
     Since inception in December, 1981, the Company has pursued its business plan of acquiring and financing the development of theatrical properties. In the Year ended June 30, 1991, the Company revised its business plan to primarily pursue a planned interim funding program.

     For the three months ended September 30, 1996, the Company received no revenue from its film properties. The Company wrote off its film cost inventory in the year ended June 30, 1991, and expects no further revenue from its film properties.

     The Company experienced higher revenues from customers due to its change in business plan to provide interim financing on a full recourse basis for fixed rate, closed end installment sales contracts preapproved by an acceptable financial institution. The contracts are purchased at a discount and the agreement calls for the contract to be fully funded by the financial institution within sixteen days of the purchase date.

     Financing activities
     --------------------
     On July 22, 1992, the Company issued warrants to purchase 250,000 shares of $.01 par value common stock at $2.00 to a limited partnership for the consideration of $25,000. The warrants are exercisable as of September 30, 1996 and expire on July 22, 1997. As of September 30, 1996, 203,000 warrants have been exercised providing additional working capital in the amount of $406,000 net of offering costs and expenses, leaving a balance of 47,000 warrants to be exercised. On November 24, 1992, the Company's Registration Statement on Form S-3 became effective with the Securities and Exchange Commission, registering 853,400 shares of $.01 par value common stock underlying the warrants. Also registered were 179,600 shares of restricted $.01 par value common stock. As of September 30, 1996, 806,400 warrants had been exercised providing additional working capital in the amount of $1,612,800 net of offering costs and expenses, and leaving 47,000 common stock purchase warrants outstanding which expire on July 22, 1997.

     In July of 1994, the Company's Registration Statement on form S-8 became effective registering 200,000 shares of $.01 par value common stock at $1.50 per share and 400,000 shares of $.01 par value common stock at $2.18 per share. As of September 30, 1996, 108,400 warrants at $1.50 have been exercised providing additional working capital in the amount of $162,000 net of offering costs and expenses with the remainder of $1.50 warrants having expired. During the fiscal year ended June 30, 1996, 15,000 of the warrants exercisable at $2.18 a share were exercised leaving a balance of $385,000 warrants. The warrants are all exercisable as of September 30, 1996, and expire on June 30, 1997.

     There are no known trends or demands, commitments, events or uncertainties that are reasonably likely to result in the Company's liquidity materially increasing or decreasing. As of September 30, 1996, $1,314,963 of the Company's total assets of $3,663,362 consists of cash. As of the end of its latest fiscal period, the Company had no material commitments for capital expenditures.

     Management plans on expending funds for the reduction of corporate debt and for advertising and marketing needed to expand its planned interim funding program. Capital will be obtained from operating income from its planned interim funding program, short-term borrowing pursuant to its line of credit and the anticipated sale of corporate securities through the exercise of its warrants and further subscriptions of common stock.

RESULTS OF OPERATIONS
---------------------
     The Company is no longer actively pursuing the acquisition and marketing of its entertainment properties. The Company wrote off its film cost inventory for the year ended June 30, 1991.

     The Company made a significant change in its business plan that materially affected the amount of reported income from operations for the three months ended September 30, 1996. During the year ended June 30, 1991, the Company entered into an agreement to provide interim financing on a full recourse basis for fixed rate, closed end installment sales contracts preapproved by an acceptable financial institution. The contracts are purchased at a discount and the agreement calls for the contracts to be fully funded by the financial institution within sixteen days of the purchase date. Extensions of time can be granted by the Company for an additional fee.

     At September 30, 1996, all assignments receivable result from an Agreement with sixteen home improvement installation companies. The Company presently receives 70% of its revenues from an Agreement with one home improvement contractor. The Company continues to operate under an Agreement terminable at any time by either party with 30 days written notice. Due to the amount of revenues from this one contractor, the Company's income from operations would be severely impaired should the present Agreement not be renewed.

     No allowance for doubtful accounts has been established as management anticipates that all assignments receivable will be collected. For the three months ended September 30, 1996, the Company had received gross assignment revenues of $101,344.

     The gross revenue has increased compared to last year due to the expansion of the interim funding business utilizing cash reserves plus the capital raised in the private placements. During the three months ended September 30, 1996, the Company's income came from interest income of $15,926, net assignment revenues of $101,344 and the Company incurred operating expenses in the amount of $44,923.

     Material Trends
     ---------------
     There have been no known material trends favorable or unfavorable, that would have an impact on the Company's income or revenues from continuing operations.

     Effects of Inflation
     --------------------
     To date, inflation has had no effect on the business of the Company and none is anticipated by management.

                           FOXMOOR INDUSTRIES, LTD.

                          PART II - OTHER INFORMATION

     Item 6:   Exhibits and Reports on Form 8-K.

               (A)  Exhibits - None

               (B)  No reports on Form 8-K were filed during this quarter.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FOXMOOR INDUSTRIES, LTD.




Date: November 8, 1996                       /s/ W. Ross C. Corace
                                             -------------------------
                                                 W. Ross C. Corace
                                                 President, Treasurer