Form 10QSB
period 1996-12-31
FOXMOOR INDUSTRIES LTD
filed 1997-02-12
CIK 720527

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                        Commission file number 0-11333

                           FOXMOOR INDUSTRIES, LTD.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                        84-086250
---------------------------------                 ----------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

              3801 E. Florida Avenue, Ste. 105, Denver, CO  80210
             ----------------------------------------------------
                   (Address of principal executive offices)

                                (303) 759-4626
                        -------------------------------
                        (Registrant's telephone number)

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 1996, 1,857,150 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

                            FOXMOOR INDUSTRIES, LTD

                                     INDEX
                                     -----

PART I FINANCIAL INFORMATION

     Item 1:  Financial Statements

     Balance sheet at December 31, 1996 and June 30, 1996        Page 3

     Cumulative Profit For the Fiscal Year Ended
          June 30, 1996 through December 31, 1996
          and for the Six Months Ended
          December 31, 1996 and 1995                             Page 4

     Statement of Changes in Stockholders' Equity for the
          Six Months Ended December 31, 1996                     Page 5

     Statement of Cash Flow for the Six Months Ended
          December 31, 1996 and 1995                             Page 6

     Condensed Notes to Financial Statements                     Page 7

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operation                                      Page 8


Part II OTHER INFORMATION                                        Page 11

                           FOXMOOR INDUSTRIES, LTD.
                                 BALANCE SHEET
                                (In Thousands)
                                                 December 31,   June 30,
                                                     1996         1996
                                                  (Unaudited)   (Audited)
                                                 ------------  ---------
CURRENT ASSETS
Cash & Short Term Investments                        $1,296      $1,214
Assignments Receivable                                  526         526
Warehouse Line Loans Receivable                         325         200
Accounts Receivable-Other                               295         295
Deferred Tax Asset                                       26          26
                                                     ------      ------

     Total Current Assets                            $2,468      $2,261

Property & Equipment, at cost

Office Furniture and Equipment
Net of Accumulated Depreciation                          15          15

OTHER ASSETS
Deposits                                                  4           4
Assignments Receivable-Long Term                        414         443
Note receivable - non current                            65          65
Advances To Contractors                                 333         277
Mortgages receivable                                     34          34
Deferred tax asset                                      131         131
Organization costs                                       15          15

     Total Assets                                    $3,479      $3,245
                                                     ------      ------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                                     $    6      $    6
Notes Payable                                           325         200
Accrued Liabilities                                       3           3

STOCKHOLDERS' EQUITY
Preferred stock,  $.01 par value;
3,000,000 shares authorized;  none
issued and outstanding

Common stock,  $.01 par value;
3,750,000 Shares Authorized:
1,918,150  Shares issued                                 19          19
Treasury Stock                                         (145)       (145)
Additional Paid in Capital                            3,778       3,778
Accumulated Deficit                                    (507)       (616)
                                                      ------      ------
     Total Stockholders Equity                       $3,145      $3,036
                                                      ------      ------
     Total Liabilities and
     Stockholders' Equity                            $3,479      $3,245

                  The accompanying notes are an integral part
                          of the financial statements

                                        FOXMOOR INDUSTRIES, LTD.
                                      STATEMENT OF PROFIT AND LOSS
                                  (In Thousands Except for Share Data)
                            Cumulative for
                           Fiscal Year Ended       Three Months Ended        Six Months Ended
                           June 30, 1996 and          December 31,             December 31,
                           December 31, 1996     1996            1995     1996            1995
                         -------------------     --------------------     --------------------
Assignment Revenue                $   519       $   49         $   73   $  150          $  215
                                  -------       ------         ------    ------         ------
Interest Income                       122           11             16        27             34
                                  -------       ------         ------    ------         ------
Consulting Income                      -0-          -0-            -0-       -0-            -0-
                                  -------       ------         ------    ------         ------
     Total Revenues                   641           60             89       177            249
                                  -------       ------         ------    ------         ------
Operating Expenses
     Consulting Services               76           -0-             5         3             10
     Officer's Compensation            -0-          -0-            -0-       -0-            -0-
     Travel and Entertainment          26            2              2         4              3
     Advertising and Promotions        67           -0-            20        -0-            21
     Computer Expense                   5            1             -0-       -0-            -0-
     Telephone                         29            3              4         6              7
     Salaries and Wages               118            5              9        29             25
     Legal and Accounting              23            4              3         4              4
     Rent                              36            6              6        12             10
     Rental Equipment                   5           -0-            -0-       -0-            -0-
     Dues, Subscriptions, Fees         13           -0-            -0-       -0-            -0-
     Office Supplies                   10           -0-             1         2              4
     Postage and Shipping              17            2              4         3              5
     Other                             13           -0-            -0-       -0-            -0-
     Contract Labor                     8           -0-             1        -0-             1
     Depreciation                       9           -0-            -0-       -0-            -0-
     Lease                              5           -0-            -0-        1              1
     Taxes                             17           -0-            -0-        4              3
     Interest Expense                  12           -0-             4        -0-             4
     Warehouse Expense                 18           -0-            -0-       -0-            -0-
       Total Operating Expenses       507           23             59        68             98
                                  -------       ------         ------    ------         ------
Net Gain (Loss)                       134           37             30       109            151
                                  -------       ------         ------    ------         ------
Net Gain (Loss) Per Share         $   .08          .02            .02       .06            .09
                                  --------      -------        -------   -------        -------
Average Shares Outstanding       1,750,650    1,810,650      1,725,650 1,810,650      1,725,650
                  The accompanying notes are an integral part
                          of the financial statements


                           FOXMOOR INDUSTRIES, LTD.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Three Months Ended December 31, 1996
                                (In Thousands)
                                          Additional                  Stock-
                      Common     Common     Paid-In    Accumulated    holder
                      Shares     Amount     Capital      Deficit      Equity
                    ---------   -------   ---------    -----------   --------
Balance-June 30,
     1996         $1,918,150     $   19   $  3,778    $     (616)    $ 3,036
                  -----------    -------  ---------   -----------    --------
Net Gain (Loss)
for the period            -0-        -0-        -0-           72          72
                  -----------    -------  ---------   -----------    --------
Common Stock
Issued                    -0-        -0-        -0-           -0-         -0-
                  -----------    -------  ---------   -----------    --------
Balance-Sept. 30,
     1996          1,918,150     $   19   $  3,778    $     (544)     $3,108
                  -----------    -------  ---------   -----------    --------
Net Gain (Loss)
for the period            -0-        -0-        -0-           37          37
                  -----------    -------  ---------   -----------    --------
Common Stock
Issued                    -0-        -0-        -0-           -0-         -0-
                  -----------    -------  ---------   -----------    --------
Balance-Dec. 31,
     1996          1,918,150     $   19   $  3,778    $     (507)    $ 3,145
                  -----------    -------  ---------   -----------    --------

                  The accompanying notes are an integral part
                          of the financial statements

                           FOXMOOR INDUSTRIES, LTD.
                            STATEMENT OF CASH FLOW
                           For the Six Months Ended
                    December 31, 1996 and December 31, 1995
                                                       For the Six
                                                Months Ended December 31,
                                               1996                 1995
                                               -------------------------
Cash Flow from Operating Activities
     Net income (loss)                          $109,353       $151,130
     Add (deduct) items not affecting
          Cash Flow from Operations:
     Depreciation                                     -0-            -0-
     Decrease (increase) in Assignments
          Receivable                              41,000             -0-
     Decrease in Accounts Receivable
          Trade                                       -0-            -0-
     Decrease in Film Cost Inventory                  -0-            -0-
     Decrease (increase) in Accrued
          Interest Receivable                         -0-            -0-
     Increase in Prepaid Expenses                     -0-            -0-
     Decrease in Accounts Payable                     -0-        12,184
     Increase in Accrued Officer Interest             -0-            -0-
     Decrease in Deferred Revenue                     -0-            -0-
                                                ---------      ---------
Net Cash Flow from Operating Activities         $150,353       $138,946

Cash Flow from Investing Activities
     Purchase of Property and Equipment               -0-            -0-
     Investment in Subsidiary                         -0-       (65,200)
     Increase in Note Receivable                      -0-            -0-
     Investment in Stock                              -0-            -0-
     Investment in Dealers                       (68,000)       (58,734)
                                                ---------      ---------
Net Cash Flow From Investing Activities          (68,000)      (123,934)

Cash Flow from Financing Activities
     Advances from Officers                           -0-            -0-
     Payments on Note Payable                         -0-      (300,000)
     Sale of Common Stock                             -0-            -0-
     Sale of Warrants                                 -0-      (304,375)
                                                ---------      ---------
Net Cash Flow from Financing Activities               -0-         4,375
                                                ---------      ---------
Net Increase (Decrease) in Cash                 $ 82,353       $ 19,387
                                                ---------      ---------
                  The accompanying notes are an integral part
                          of the financial statements

                           FOXMOOR INDUSTRIES, LTD.

                    CONDENSED NOTES TO FINANCIAL STATEMENTS


     NOTE:  1  BASIS OF PRESENTATION
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

                           FOXMOOR INDUSTRIES, LTD.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULT OF OPERATION FOR THE
                       THREE MONTHS ENDED DECEMBER 31, 1996

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Operating activities
     --------------------
     Since inception in December, 1981, the Company has pursued its business plan of acquiring and financing the development of theatrical properties. In the Year ended June 30, 1991, the Company revised its business plan to primarily pursue a planned interim funding program.

     For the six months ended December 31, 1996, the Company received no revenue from its film properties. The Company wrote off its film cost inventory in the year ended June 30, 1991, and expects no further revenue from its film properties.

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

     Financing activities
     --------------------
     On July 22, 1992, the Company issued warrants to purchase 250,000 shares of $.01 par value common stock at $2.00 to a limited partnership for the consideration of $25,000. The warrants are exercisable as of December 31, 1996 and expire on July 22, 1997. As of December 31, 1996, 203,000 warrants have been exercised providing additional working capital in the amount of $406,000 net of offering costs and expenses, leaving a balance of 47,000 warrants to be exercised. On November 24, 1992 the Company's Registration Statement on Form S-3 became effective with the Securities and Exchange Commission, registering 853,400 shares of $.01 par value common stock underlying the warrants. Also registered were 179,600 shares of restricted $.01 par value common stock. As of September 30, 1996, 806,400 warrants had been exercised providing additional working capital in the amount of $1,612,800 net of offering costs and expenses, and leaving 47,000 common stock purchase warrants outstanding which expire on July 22, 1997.

     In July of 1994 the Company's Registration Statement on form S-8 became effective registering 200,000 shares of $.01 par value common stock at $1.50 per share and 400,000 shares of $.01 par value common stock at $2.18 per share. As of December 31, 1996, 108,400 warrants at $1.50 have been exercised providing additional working capital in the amount of $162,000 net of offering costs and expenses with the remainder of $1.50 warrants having expired. During the fiscal year ended June 30, 1996, 15,000 of the warrants exercisable at $2.18 a share were exercised leaving a balance of $385,000 warrants. The warrants are all exercisable as of September 30, 1996 and expire on June 30, 1997.

     There are no known trends or demands, commitments, events or uncertainties that are reasonably likely to result in the Company's liquidity materially increasing or decreasing. As of December 31, 1996 $1,295,969 of the Company's total assets of $3,479,368 consists of cash. As of the end of its latest fiscal period, the Company had no material commitments for capital expenditures.

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

     The Company made a significant change in its business plan that materially affected the amount of reported income from operations for the three months ended December 31, 1996. During the year ended June 30, 1991, the Company entered into an agreement to provide interim financing on a full recourse basis for fixed rate, closed end installment sales contracts preapproved by an acceptable financial institution. The contracts are purchased at a discount and the agreement calls for the contracts to be fully funded by the financial institution within sixteen days of the purchase date. Extensions of time can be granted by the Company for an additional fee.

     At December 31, 1996, all assignments receivable result from an Agreement with sixteen home improvement installation companies. The Company presently receives 70% of its revenues from an Agreement with one home improvement contractor. The Company continues to operate under an Agreement terminable at any time by either party with 30 days written notice. Due to the amount of revenues from this one contractor, the Company's income from operations would be severely impaired should the present Agreement not be renewed.

     No allowance for doubtful accounts has been established as management anticipates that all assignments receivable will be collected. For the six months ended December 31, 1996, the Company had received gross assignment revenues of $150,452.

     The gross revenue has increased compared to last year due to the expansion of the interim funding business utilizing cash reserves plus the capital raised in the private placements. During the six months ended December 31, 1996, the Company's income came from interest income of $26,714, net assignment revenues of $150,452 and the Company incurred operating expenses in the amount of $67,813.

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

                                             FOXMOOR INDUSTRIES, LTD.




Date: February 11, 1997                      /s/ W. Ross C. Corace
                                             -------------------------
                                                 W. Ross C. Corace
                                                 President, Treasurer