Form 10QSB
period 1997-03-31
FOXMOOR INDUSTRIES LTD
filed 1997-05-14
CIK 720527

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                 to
                                         ---------------    ---------------

                        Commission file number 0-11333

                           FOXMOOR INDUSTRIES, LTD.
             -----------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                        84-086250
---------------------------------                 --------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

              3801 E. Florida Avenue, Ste. 105, Denver, CO  80210
             ----------------------------------------------------
                   (Address of principal executive offices)

                                (303) 759-4626
                        -------------------------------
                        (Registrant's telephone number)

----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 1997, 1,861,650 shares of Common Stock, $.01 par value, of the Registrant were outstanding.

                            FOXMOOR INDUSTRIES, LTD

                                     INDEX
                                     -----

PART I FINANCIAL INFORMATION

     Item 1:  Financial Statements

          Balance sheet at March 31, 1997 and June 30, 1996      Page 3

          Cumulative Gain For the Fiscal Year Ended June 30,
          1996 through March 31, 1997 and for the Nine Months
          Ended March 31, 1997 and 1996                          Page 4

          Statement of Changes in Stockholders' Equity for the
          Nine Months Ended March 31, 1997                       Page 5

          Statement of Cash Flow for the Nine Months Ended
          March 31, 1997 and 1996                                Page 6

          Condensed Notes to Financial Statements                Page 7

     Item 2:  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operation                                     Page 8


PART II OTHER INFORMATION                                        Page 9

                           FOXMOOR INDUSTRIES, LTD.
                                 BALANCE SHEET
                                (In Thousands)
                                              March 31,      June 30,
                                                1997           1996
                                             (Unaudited)     (Audited)
                                          -------------   -------------
  CURRENT ASSETS
     Cash & Short Term Investments        $       1,112           1,214
     Assignments Receivable                         526             526
     Warehouse Line Loans Receivable                125             200
     Accounts Receivable-Other                      295             295
     Deferred Tax Asset                              26              26
  Total Current Assets                    $       2,084   $       2,261

  Property & Equipment, at cost
     Office Furniture and Equipment
     Net of Accumulated Depreciation                 15              15

  OTHER ASSETS
     Deposits                                         4               4
     Assignments Receivable-Long Term               414             443
     Note receivable - non current                   65              65
     Advances To Contractors                        556             277
     Mortgages receivable                            34              34
     Deferred tax asset                             131             131
     Organization costs                              15              15
   Total Assets                           $       3,318   $       3,245
                                          -------------   -------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts Payable                     $           6   $           6
     Notes Payable                                  125             200
     Accrued Liabilities                              3               3

  STOCKHOLDERS' EQUITY
     Preferred stock,  $.01 par value;
     3,000,000 shares authorized;  none
     issued and outstanding

     Common stock,  $.01 par value;
     3,750,000 Shares Authorized:
     1,918,150  Shares issued                        19             19
     Treasury Stock                                (145)           (145)
     Additional Paid in Capital                   3,778           3,778
     Accumulated Deficit                           (468)           (616)
                                          -------------   -------------
     Total Stockholders Equity                    3,184           3,036
                                          -------------   -------------
  Total Liabilities and
  Stockholders' Equity                    $       3,318   $       3,245
                                          -------------   -------------


                  The accompanying notes are an integral part
                          of the financial statements

                                           FOXMOOR INDUSTRIES, LTD.
                                         STATEMENT OF PROFIT AND LOSS
                                     (In Thousands Except for Share Data)
                            Cumulative for
                           Fiscal Year Ended       Three Months Ended        Nine Months Ended
                           June 30, 1996 and            March 31,                March 31,
                            March 31, 1997       1997            1996     1997            1996
                         -------------------     --------------------     --------------------
Assignment Revenue                     575     $     56       $    117    $    206     $    332
                                  --------      -------        -------     -------      -------
Interest Income                        133           11             15          38           49
  Consulting Income                     -0-          -0-            -0-         -0-          -0-
     Total Revenues                    708           67            132         244          381

Operating Expenses
  Consulting Services                   81            5              4           8           14
  Officer's Compensation                -0-          -0-            -0-         -0-          -0-
  Travel and Entertainment              27            1              2           5            5
  Advertising and Promotions            67           -0-             1          -0-          22
  Computer Expense                       5           -0-            -0-         -0-          -0-
  Telephone                             31            2              3           8           10
  Salaries and Wages                   126            8              7          37           32
  Legal and Accounting                  27            4              1           8            5
  Rent                                  42            6              6          18           16
  Rental Equipment                       5           -0-            -0-         -0-          -0-
  Dues, Subscriptions, Fees             13           -0-            -0-         -0-          -0-
  Office Supplies                       10           -0-             1           2            5
  Postage and Shipping                  17           -0-             1           3            6
  Other                                 13           -0-            -0-         -0-          -0-
  Contract Labor                         8           -0-            -0-         -0-           1
  Depreciation                           9           -0-            -0-         -0-          -0-
  Lease                                  6            1              1           2            2
  Taxes                                 17           -0-            -0-          4            3
  Interest Expense                      13            1              3           1            7
  Warehouse Expense                     18           -0-            -0-         -0-          -0-
     Total Operating Expenses          535           28             30          96          128

Net Gain (Loss)                        173           39            102         148          253

Net Gain(Loss)Per Share           $    .09          .02            .06         .08          .14
                                 ---------    ---------      ---------   ---------    ---------

Average Shares Outstanding       1,861,650    1,861,650      1,861,650   1,861,650    1,861,650

                                 ---------    ---------      ---------   ---------    ---------
                                  The accompanying notes are an integral part
                                          of the financial statements


                           FOXMOOR INDUSTRIES, LTD.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1997
                                (In Thousands)
                                          Additional                  Stock-
                      Common     Common     Paid-In    Accumulated    holder
                      Shares     Amount     Capital      Deficit      Equity
                    ---------   -------   ---------    -----------   --------
Balance-June 30,
     1996         $1,918,150     $   19   $  3,778    $     (616)    $ 3,036
                  -----------    -------  ---------   -----------    --------
Net Gain (Loss)
for the period            -0-        -0-        -0-           72          72
                  -----------    -------  ---------   -----------    --------
Common Stock
Issued                    -0-        -0-        -0-           -0-         -0-
                  -----------    -------  ---------   -----------    --------
Balance-Sept. 30,
     1996          1,918,150     $   19   $  3,778    $     (544)     $3,108
                  -----------    -------  ---------   -----------    --------
Net Gain (Loss)
for the period            -0-        -0-        -0-           37          37
                  -----------    -------  ---------   -----------    --------
Common Stock
Issued                    -0-        -0-        -0-           -0-         -0-
                  -----------    -------  ---------   -----------    --------
Balance-Dec. 31,
     1996          1,918,150     $   19   $  3,778    $     (507)    $ 3,145
                  -----------    -------  ---------   -----------    --------
Net Gain(Loss)
for the period            -0-        -0-        -0-            39          39
                  -----------    -------  ---------   -----------    --------

Common Stock
Issued                    -0-        -0-        -0-           -0-         -0-

Balance-March
31, 1997           1,913,150     $   19  $   3,778          (468)     $3,184
                  -----------    -------  ---------   -----------    --------

                  The accompanying notes are an integral part
                          of the financial statements

                           FOXMOOR INDUSTRIES, LTD.
                            STATEMENT OF CASH FLOW
                           For the Nine Months Ended
                       March 31, 1997 and March 31, 1996
                                                      For the Nine
                                                 Months Ended March 31,
                                               1997                 1996
                                                -------------------------
Cash Flow from Operating Activities
  Net income (loss)                          $ 148,476      $    253,416
  Add (deduct) items not affecting
     Cash Flow from Operations:
     Depreciation                                   -0-               -0-
     Decrease (increase) in Assignments
       Receivable                               41,000                -0-
     Decrease in Accounts Receivable Trade          -0-           18,000
     Decrease in Film Cost Inventory                -0-               -0-
     Decrease (increase) in Accrued
       Interest Receivable                          -0-               -0-
     Increase in Prepaid Expenses                   -0-               -0-
     Decrease in Accounts Payable                   -0-           12,184
     Increase in Accrued Officer Interest           -0-               -0-
     Decrease in Deferred Revenue                   -0-               -0-
                                             ----------      ------------
Net Cash Flow from Operating Activities      $ 189,476      $    259,232

Cash Flow from Investing Activities
  Purchase of Property and Equipment                -0-               -0-
  Investment in Subsidiary                          -0-         (300,000)
  Increase in Note Receivable                       -0-          (65,200)
  Investment in Stock                               -0-               -0-
  Investment in Dealers                       (291,000)         (103,754)
Net Cash Flow From Investing Activities       (291,000)         (468,954)

Cash Flow from Financing Activities
  Advances from Officers                            -0-               -0-
  Payments on Note Payable                          -0-               -0-
  Sale of Common Stock                              -0-               -0-
  Sale of Warrants                                  -0-          304,375
                                             ----------      ------------
Net Cash Flow from Financing Activities             -0-          304,375
                                             ----------      ------------
Net Increase (Decrease) in Cash              $(101,524)     $     94,653
                                             ----------      ------------

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

                           FOXMOOR INDUSTRIES, LTD.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULT OF OPERATION FOR THE
                         NINE MONTHS ENDED MARCH 31, 1997

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Operating activities
     --------------------
     Since inception in December, 1981, the Company has pursued its business plan of acquiring and financing the development of theatrical properties. In the Year ended June 30, 1991, the Company revised its business plan to primarily pursue a planned interim funding program.

     For the nine months ended March 31, 1997, the Company received no revenue from its film properties. The Company wrote off its film cost inventory in the year ended June 30, 1991, and expects no further revenue from its film properties.

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

     Financing activities
     --------------------
     On July 22, 1992, the Company issued warrants to purchase 250,000 shares of $.01 par value common stock at $2.00 to a limited partnership for the consideration of $25,000. The warrants are exercisable as of March 31, 1997 and expire on July 22, 1997. As of March 31, 1997, 203,000 warrants have been exercised providing additional working capital in the amount of $406,000 net of offering costs and expenses, leaving a balance of 47,000 warrants to be exercised. On November 24, 1992 the Company's Registration Statement on Form S-3 became effective with the Securities and Exchange Commission, registering 853,400 shares of $.01 par value common stock underlying the warrants. Also registered were 179,600 shares of restricted $.01 par value common stock. As of March 31, 1997, 806,400 warrants had been exercised providing additional working capital in the amount of $1,612,800 net of offering costs and expenses, and leaving 47,000 common stock purchase warrants outstanding which expire on July 22, 1997.

     In July of 1994 the Company's Registration Statement on form S-8 became effective registering 200,000 shares of $.01 par value common stock at $1.50 per share and 400,000 shares of $.01 par value common stock at $2.18 per share. As of March 31, 1997, 108,400 warrants at $1.50 have been exercised providing additional working capital in the amount of $162,000 net of offering costs and expenses with the remainder of $1.50 warrants having expired.
During the fiscal year ended June 30, 1996, 15,000 of the warrants exercisable at $2.18 a share were exercised leaving a balance of $385,000 warrants. The warrants are all exercisable as of March 31, 1997 and expire on June 30, 1997.


     There are no known trends or demands, commitments, events or uncertainties that are reasonably likely to result in the Company's liquidity materially increasing or decreasing. As of March 31, 1997 $1,112,092 of the Company's total assets of $3,318,491 consists of cash. As of the end of its latest fiscal period, the Company had no material commitments for capital expenditures.

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

     The Company made a significant change in its business plan that materially affected the amount of reported income from operations for the nine months ended March 31, 1997. During the year ended June 30, 1991, the Company entered into an agreement to provide interim financing on a full recourse basis for fixed rate, closed end installment sales contracts preapproved by an acceptable financial institution. The contracts are purchased at a discount and the agreement calls for the contracts to be fully funded by the financial institution within sixteen days of the purchase date. Extensions of time can be granted by the Company for an additional fee.

     At March 31, 1997, all assignments receivable result from an Agreement with sixteen home improvement installation companies. The Company presently receives 70% of its revenues from an Agreement with one home improvement contractor. The Company continues to operate under an Agreement terminable at any time by either party with 30 days written notice. Due to the amount of revenues from this one contractor, the Company's income from operations would be severely impaired should the present Agreement not be renewed.

     An allowance for doubtful accounts has been established in the event that some assignments receivable will not be collected. For the nine months ended March 31, 1997, the Company had received gross assignment revenues of $206,165.

     The gross revenue has increased compared to last year due to the expansion of the interim funding business utilizing cash reserves plus the capital raised in the private placements. During the nine months ended March 31, 1997, the Company's income came from interest income of $38,321, net assignment revenues of $206,165 and the Company incurred operating expenses in the amount of $96,010.

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

                                             FOXMOOR INDUSTRIES, LTD.




Date: May 14, 1997                           /s/ W. Ross C. Corace
                                             -------------------------
                                                 W. Ross C. Corace
                                                 President, Treasurer